Form 10-Q
period 2021-03-31
TPG Pace Beneficial II Corp.
filed 2021-05-27
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40328

TPG PACE BENEFICIAL II CORP.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1574707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 405-8458

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	YTPG	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 19, 2021, there were 40,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

March 31, 2021
Assets
Current assets:
Cash	$740,000
Deferred offering costs	652,638
Total assets	$1,392,638
Liabilities and shareholder's deficit
Current liabilities:
Accrued formation and offering costs	$669,034
Note payable to Sponsor	750,000
Total liabilities	1,419,034
Commitments and contingencies
Shareholder's deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 3,888,889 shares issued and outstanding	389
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 7,777,778 shares issued and outstanding	778
Additional paid-in capital	23,833
Accumulated deficit	(51,396)
Total shareholder's deficit	(26,396)
Total liabilities and shareholder's deficit	$1,392,638

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

For the Period
from January 4, 2021
(inception) to
March 31, 2021
Revenue	$—
Formation costs	51,396
Loss from operations	(51,396)
Net loss attributable to ordinary shares	$(51,396)
Net loss per ordinary share:
Basic and diluted	$(0.00)
Weighted average ordinary shares outstanding:
Basic and diluted	18,594,378

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholder’s Deficit

(unaudited)

	Preferred Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021			(16,111,111)	(1,611)
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	7,777,778	778
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	3,888,889	$389	7,777,778	$778	$23,000	$(51,396)	$(26,396)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from January 4, 2021
(inception) to
March 31, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(51,396)
Changes in operating assets and liabilities:
Deferred offering costs	(652,638)
Accrued formation and offering costs	669,034
Net cash used in operating activities	(35,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds of notes payable from Sponsor	750,000
Net cash provided by financing activities	775,000
Net change in cash	740,000
Cash at beginning of period	—
Cash at end of period	$740,000
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$652,638

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace VI Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 4, 2021. On January 13, 2021, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Beneficial II Corp. On January 14, 2021, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to rename Class B ordinary shares as Class F ordinary shares. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”) described below. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Proposed Offering. The Company has selected December 31st as its fiscal year end.

The Company completed its Proposed Offering on April 16, 2021. See Note 6 – Subsequent Events.

Sponsor

The Company’s sponsor is TPG Pace Beneficial II Sponsor, Series LLC, a Delaware Series limited liability company (the “Sponsor”). On January 8, 2021, the Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued by the Company. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share.

Proposed Offering

The Company intends to finance a Business Combination with proceeds from the Proposed Offering of Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”) at $10.00 per share and from the sale of Class A ordinary shares (“Private Placement Shares”) at $10.00 per share. The underwriters will be granted an over-allotment option for up to a specified number of Class A ordinary shares which may be issued upon exercise of a 45-day option granted to the underwriters to cover over-allotments, if any.

The Trust Account

Of the proceeds from the Proposed Offering and the sale of the Private Placement Shares, the proceeds from the Proposed Offering will be deposited into a non-interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Proposed Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any

Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the close of the Proposed Offering and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the close of the Proposed Offering.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has 24 months from the closing date of the Proposed Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Proposed Offering. However, if the initial shareholders acquire Public Shares after the Proposed Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

The underwriters have agreed to waive their rights to any deferred underwriting commission held in the Trust Account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

If the Company fails to complete the Business Combination, the redemption of the Company’s Public Shares will reduce the book value of the shares held by the initial shareholders, who will be the only remaining shareholders after such redemptions.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares will be recorded at their redemption amount and classified as temporary equity upon the completion of the Proposed Offering, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations and cash flows for the period presented.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Proposed Offering. These costs, together with the underwriter discount and Deferred Discount (as defined below), will be charged to temporary equity upon completion of the Proposed Offering.

On April 16, 2021, the Company charged offering costs of $799,929 to temporary equity. See Note 6.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from January 4, 2021 (inception) to March 31, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2021, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period from January 4, 2021 (inception) to March 31, 2021.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Pursuant to the Proposed Offering, the Company intends to offer for sale up to 35,000,000 Class A ordinary shares, $0.0001 par value, at a price of $10.00 per share. The Company will grant the underwriters a 45-day option to purchase up to an additional 5,250,000 shares to cover over-allotments, if any.

The Company completed its Proposed Offering on April 16, 2021. See Note 6 – Subsequent Events.

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Class F ordinary shares was determined by dividing the amount of cash contributed to the Company by the number of Class F ordinary shares issued by the Company. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 20% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Proposed Offering. Should the Company increase or decrease the size of the Proposed Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the Proposed Offering in such amount as to maintain the ownership of Founder Shares at 20% of the sum of the Founder Shares and Public Shares upon the consummation of the Proposed Offering. Prior to the Proposed Offering, the Sponsor expects to surrender Founder Shares for no consideration and has agreed to surrender additional Founder Shares depending on the extent to which the underwriters’ over-allotment option is exercised.

On March 18, 2021, in its Second Amended and Restated Memorandum and Articles of Association, the Company authorized the issuance of up to 30,000,000 Class G ordinary shares, par value of $0.0001 per share. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share. As of March 31, 2021, the Sponsor held 3,888,889 Class F ordinary shares and 7,777,778 Class G ordinary shares.

The Founder Shares are identical to the Public Shares being sold in the Proposed Offering except that:

•only holders of the Founder Shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;

•the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•the initial shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Proposed Offering. If the Company submits the Business Combination to the public shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Proposed Offering in favor of the Business Combination;

•the Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of the Business Combination into a number of our Class A ordinary shares equal to 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Proposed Offering (including any over-allotment shares if the underwriters exercise their over-allotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F ordinary shares plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, including any forward purchase shares, without giving effect to (w) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination, (x) any Class A ordinary shares issuable upon conversion of the Class G ordinary shares, (y) any redemptions of Public Shares in connection with the Business Combination or (z) the Private Placement Shares; and

•the Class G ordinary shares will convert into Class A ordinary shares after the Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the Business Combination, including three triggering events based on the Class A ordinary shares trading at $12.50, $15.00 and $17.50 per share following the closing of the Business Combination and also upon specified strategic transactions.

Additionally, the Sponsor and initial shareholders will agree not to transfer, assign or sell (i) any of their Founder Shares until the earlier of (a) one year after the completion of the Business Combination or (b) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (c) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”) and (ii) any of their Class G ordinary shares for any reasons, other than to specified permitted transferees or subsequent to the Business Combination in connection with a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of any Class G ordinary shares will not be subject to such restrictions on transfer.

Private Placement Shares

The Sponsor will purchase from the Company Class A ordinary shares at a price of $10.00 per share in a private placement (“Private Placement Shares”) that will occur simultaneously with the completion of the Proposed Offering. The Private Placement Shares are not redeemable, and will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Proposed Offering, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the

Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will become worthless.

Forward Purchase Agreements

On March 18, 2021, an affiliate of the Company (the “TPG Forward Purchaser”) entered into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser has agreed to purchase 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), or $50,000,000. The purchase of the Forward Purchase Shares will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Business Combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Shares may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser to purchase the Forward Purchase Shares under the Original Forward Purchase Agreement. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, the Company may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Shares, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee for no additional cash consideration, potentially lowering the effective purchase price per Class A ordinary share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee at the time of the additional forward purchase.

On March 18, 2021, the Company also entered into forward purchase agreements (the “Additional Forward Purchase Agreements”) with other third parties (the “Additional Forward Purchasers”) which provide that the Additional Forward Purchasers will purchase 12,500,000 Class A ordinary shares at a price of approximately $10.00 per Class A ordinary share (the “Additional Forward Purchase Shares”), or $125,000,000. Any purchases of the Additional Forward Purchase Shares will also take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. The sale of the Additional Forward Purchase Securities will be subject to the approval of the board of directors and the Sponsor.

The proceeds of all purchases made pursuant to the Original Forward Purchase Agreement and Additional Forward Purchase Agreements will be deposited into the Company’s operating account.

The terms of the Forward Purchase Shares and Additional Forward Purchase Shares, respectively, will generally be identical to the terms of the Class A ordinary shares being issued in the Proposed Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Forward Purchase Shares and the Additional Forward Purchase Shares are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the sum of the Public Shares and Founder Shares at the time of the closing of the Business Combination.

Registration Rights

Holders of the Founder Shares and Private Placement Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed on or prior to the effective date of the Proposed Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Note Payable

On March 22, 2021, the Company’s Sponsor loaned the Company $750,000 under an unsecured non-interest bearing promissory note to pay up front costs with the Proposed Offering.

Administrative Services Agreement

The Company will enter into an agreement to pay for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Proposed Offering, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

5. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At March 31, 2021, there were 3,888,889 Class F ordinary shares and 7,777,778 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

6. Subsequent Events

Public Offering

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission on April 13, 2021. The Public Offering closed on April 16, 2021 (the “Close Date”). The Sponsor purchased an aggregate of 1,000,000 Private Placement Shares at a purchase price of $10.00 per share, or $10,000,000 in the aggregate, in a private placement on April 16, 2021.

At the Close Date, proceeds of $400,000,000, net of underwriting discounts of $8,000,000 and funds designated for operational use of $2,000,000, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

In its Public Offering, the Company sold 40,000,000 Class A ordinary shares at a price of $10.00 per share, including the issuance of 5,000,000 Class A ordinary shares as a result of the underwriters’ partial exercise of their over-allotment option.

On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares (as defined below) to the sum of Founder Shares and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 555,555 Class F ordinary shares and 1,111,111 Class G ordinary shares.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $8,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $14,000,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount.

At the Close Date, the Company’s opening balance sheet consisted of total assets of $402,602,300, total liabilities of $15,429,927, redeemable equity of $400,000,000 and a shareholders’ deficit of $(12,827,627).

The Trust Account

Of the $410,000,000 proceeds from the Public Offering and Private Placement, $400,000,000 were deposited the Trust Account on the Close Date.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Founder Shares

On April 12, 2021, the Sponsor transferred 40,000 Class F ordinary shares (Founder Shares) to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.006 per share.

Independent Financial Advisory Services

In connection with the Public Offering, TPG Capital BD, LLC, an affiliate of the Company, acted as the Company’s independent financial advisor as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Public Offering, for which it received a fee of $740,000, which was paid on the Close Date. TPG Capital BD, LLC was engaged to represent the Company’s interests only and is independent of the underwriters. TPG Capital BD, LLC did not act as an underwriter in the Public Offering and did not sell or offer to sell any securities in the Public Offering, nor did it identify or solicit potential investors in the Public Offering.

Related Party Note Payable

The Company repaid the $750,000 loan from the Sponsor at the Close Date.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

Commitment Letter

Effective May 26, 2021, the Sponsor entered into a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through August 31, 2022, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to August 31, 2022, until after August 31, 2022.

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Beneficial II Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on April 16, 2021 (the “Close Date”) and the private placement of our Class A ordinary shares (“Private Placement Shares”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At March 31, 2021, we held cash of $740,000 and current liabilities of $1,419,034. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the period from January 4, 2021 (“Inception”) to March 31, 2021, we incurred a net loss of $51,396. Our business activities from Inception to March 31, 2021 consisted primarily of costs associated with our formation. Our business activities since our Public Offering (as defined below) have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering (as defined below), our only sources of liquidity were an initial sale of Class F ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial II Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from our Sponsor, in the amount of $750,000.

The registration statement for our initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on April 13, 2021. In our Public Offering, we sold 40,000,000 Class A ordinary shares at a price of $10.00 per share, generating proceeds of $400,000,000, including the issuance of 5,000,000 Class A ordinary shares as a result of the underwriters’ partial exercise of their over-allotment option. Simultaneously with the effectiveness of our Public Offering, we closed the private placement of an aggregate of 1,000,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per share, to the Sponsor, generating proceeds of $10,000,000.

On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, we effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 555,555 Class F ordinary shares and 1,111,111 Class G ordinary shares.

On the Close Date, we placed $400,000,000 of proceeds (including $14,000,000 of deferred underwriting discount) from the Public Offering and the Private Placement Shares into a non-interest bearing U.S. based trust account at J.P. Morgan Chase, N.A, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held the remaining portion (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account.

At March 31, 2021, we had cash of $740,000 and negative working capital of $679,034.

Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares at the completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs of $799,929 in connection with our Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $22,000,000, were charged to temporary equity at the Close Date.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2021, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Shares held in the Trust Account have not been invested, we do not believe there will be any material exposure to interest rate risk.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our final Prospectus, dated April 13, 2021, which was filed with the SEC on April 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final Prospectus, dated April 13, 2021, which was filed with the SEC on April 14, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On January 8, 2021, the Sponsor purchased 20,000,000 of our Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share. At March 31, 2021, our Sponsor held a total of 11,666,667 Class F ordinary shares and Class G ordinary shares, combined (the “Founder Shares”).

On April 12, 2021, the Sponsor transferred 40,000 Class F ordinary shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.006 per share.

On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares (as defined below) and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 555,555 Class F ordinary shares and 1,111,111 Class G ordinary shares.

On the Close date, we completed the sale of the Private Placement Shares for proceeds of $10,000,000.

The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On April 13, 2021, our registration statement on Form S-1/A (File No. 333-254009) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 40,000,000 Class A ordinary shares at an offering price to the public of $10.00 per share for an aggregate offering price of $400,000,000. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Northland Securities Inc. and Siebert Williams Shank & Co., LLC, acted as underwriters. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on April 16, 2021.

Net proceeds of $400,000,000 from the Public Offering and the sale of the Private Placement Shares, including deferred underwriting discounts of $14,000,000, were deposited into the Trust Account on the Close Date. We paid $8,000,000 in underwriting discounts and incurred offering costs of $799,929 related to the Public Offering. In addition, the Underwriters agreed to defer $14,000,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $750,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated April 13, 2021 which was filed with the SEC on April 14, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

4.1*

Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on March 19, 2021 (File No. 333-254008)).

10.1*

Investment Management Trust Agreement, dated April 16, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

10.2*

Registration Rights Agreement, dated April 16, 2021, among the Company, the Sponsor and certain security holders (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

10.3*

Administrative Services Agreement, dated April 13, 2021 between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

10.4*

Form of Letter Agreements, dated April 16, 2021, between the Company and each of its officers and directors, and the Sponsor (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

10.5*

Form of Indemnity Agreements, dated April 16, 2021, between the Company and each of its officers and directors (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on April 16, 2021 (File No. 001-40328)).

10.6*

Form of Forward Purchase Agreement, dated as of March 18, 2021, between the Company and an affiliate of TPG Global, LLC (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on March 19, 2021 (File No. 333-254008)).

10.8**	Engagement Letter between the Registrant and TPG Capital BD, LLC.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL II CORP.

Date: May 27, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: May 27, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)