Form 10-Q
period 2021-06-30
TPG Pace Beneficial II Corp.
filed 2021-08-12
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At August 13, 2021, there were 40,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

June 30, 2021
Assets
Current assets:
Cash	$1,024,786
Prepaid expenses	544,344
Total current assets	1,569,130
Investments held in Trust Account	400,000,000
Total assets	$401,569,130
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$703,742
Total current liabilities	703,742
Deferred underwriting compensation	14,000,000
Total liabilities	14,703,742
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 40,000,000 shares at a redemption value of $10.00 per share	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding	889
Additional paid-in capital	—
Accumulated deficit	(13,136,045)
Total shareholders' deficit	(13,134,612)
Total liabilities and shareholders' deficit	$401,569,130

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

		For the Period
	For the Three	from January 4, 2021
	Months Ended	(inception) to
	June 30, 2021	June 30, 2021
Revenue	$—	$—
Professional expenses and formation costs	308,287	359,683
Loss from operations	(308,287)	(359,683)
Net loss attributable to ordinary shares	$(308,287)	$(359,683)
Net loss per ordinary share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	47,300,366	33,607,280

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	—	$—	3,888,889	$389	7,777,778	$778	$23,833	$(51,396)	$(26,396)
Sale of Private Placement Shares to Sponsor on April 16, 2021 at $10.00 per share	—	—	1,000,000	100	—	—	—	—	9,999,900	—	10,000,000
Founder Share share dividend of 0.14 issued to Sponsor on April 16, 2021	—	—	—	—	555,555	55	1,111,111	111	(166)	—	—
Underwriters discounts	—	—	—	—	—	—	—	—	(8,000,000)	—	(8,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	—	—	(799,929)	—	(799,929)
Deferred underwriting compensation	—	—	—	—	—	—	—	—	(14,000,000)	—	(14,000,000)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	12,776,362	(12,776,362)	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(308,287)	(308,287)
Balance at June 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,136,045)	$(13,134,612)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from January 4, 2021
(inception) to
June 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(359,683)
Changes in operating assets and liabilities:
Deferred offering costs	(544,344)
Accrued formation and offering costs	222,383
Net cash used in operating activities	(681,644)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	400,000,000
Proceeds from sale of Private Placement Shares to Sponsor	10,000,000
Proceeds of notes payable from Sponsor	750,000
Payment of underwriters discounts	(8,000,000)
Payment of accrued offering costs	(318,570)
Repayment of notes payable to Sponsor	(750,000)
Net cash provided by financing activities	401,706,430
Net change in cash	1,024,786
Cash at beginning of period	—
Cash at end of period	$1,024,786
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$481,359

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

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Public Offering”) described below. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Public Offering

The Company intends to finance a Business Combination with proceeds from the Public Offering of Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”) at $10.00 per share and from the sale of Class A ordinary shares (“Private Placement Shares”) at $10.00 per share.

The Trust Account

Of the $410,000,000 proceeds from the Public Offering and the sale of the Private Placement Shares, $400,000,000 were deposited into a non-interest-bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the close of the Public Offering and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the close of the Public Offering.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

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

The Company has 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Public Offering. However, if the initial shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2021.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $799,929, together with the underwriter discount and Deferred Discount (as defined below) totaling $22,000,000, were charged to additional paid-in capital on the Close Date.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from January 4, 2021 (inception) to June 30, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission on April 13, 2021. The Public Offering closed on April 16, 2021 (the “Close Date”). The Sponsor purchased an aggregate of 1,000,000 Private Placement Shares at a purchase price of $10.00 per share, or $10,000,000 in the aggregate, in a private placement on April 16, 2021.

At the Close Date, proceeds of $400,000,000, net of underwriting discounts of $8,000,000 and funds designated for operational use of $2,000,000, were deposited in the Trust Account.

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

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Class F ordinary shares was determined by dividing the amount of cash contributed to the Company by the number of Class F ordinary shares issued by the Company. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 20% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Public Offering. Should the Company increase or decrease the size of the Public Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the Public Offering in such amount as to maintain the ownership of Founder Shares at 20% of the sum of the Founder Shares and Public Shares upon the consummation of the Public Offering. Prior to the Public Offering, the Sponsor expects to surrender Founder Shares for no consideration and has agreed to surrender additional Founder Shares depending on the extent to which the underwriters’ over-allotment option is exercised.

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

As of June 30, 2021, the Sponsor held 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares.

The Founder Shares are identical to the Public Shares being sold in the Public Offering except that:

•only holders of the Founder Shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;

•the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•the initial shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination;

•the Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of the Business Combination into a number of our Class A ordinary shares equal to 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Public Offering (including any over-allotment shares if the underwriters exercise their over-allotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F ordinary shares plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, including any forward purchase shares, without giving effect to (w) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination, (x) any Class A ordinary shares issuable upon conversion of the Class G ordinary shares, (y) any redemptions of Public Shares in connection with the Business Combination or (z) the Private Placement Shares; and

•the Class G ordinary shares will convert into Class A ordinary shares after the Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the Business Combination, including three triggering events based on the Class A ordinary shares trading at $12.50, $15.00 and $17.50 per share following the closing of the Business Combination and also upon specified strategic transactions.

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

Private Placement Shares

The Sponsor purchased from the Company Class A ordinary shares at a price of $10.00 per share in a private placement (“Private Placement Shares”) simultaneously with the completion of the Public Offering. The Private Placement Shares are not redeemable, and will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will become worthless.

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

The terms of the Forward Purchase Shares and Additional Forward Purchase Shares, respectively, will generally be identical to the terms of the Class A ordinary shares issued in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Forward Purchase Shares and the Additional Forward Purchase Shares are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the sum of the Public Shares and Founder Shares at the time of the closing of the Business Combination.

Registration Rights

Holders of the Founder Shares and Private Placement Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed on or prior to the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Related Party Note Payable

On March 22, 2021, the Company’s Sponsor loaned the Company $750,000 under an unsecured non-interest-bearing promissory note to pay up front costs with the Public Offering. The Company repaid the $750,000 loan from the Sponsor at the Close Date.

Administrative Services Agreement

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

5. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At June 30, 2021, there were 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 there were no preferred shares issued or outstanding.

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

At June 30, 2021, we held cash of $1,024,786 and current liabilities of $703,742. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2021 and the period from January 4, 2021 (“Inception”) to June 30, 2021, we incurred net losses of $308,287 and $359,682, respectively. Our business activities from Inception to June 30, 2021 consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

The registration statement for our Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on April 13, 2021. In our Public Offering, we sold 40,000,000 Class A ordinary shares at a price of $10.00 per share, generating proceeds of $400,000,000, including the issuance of 5,000,000 Class A ordinary shares as a result of the underwriters’ partial exercise of their over-allotment option. Simultaneously with the effectiveness of our Public Offering, we closed the private placement of an aggregate of 1,000,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per share, to the Sponsor, generating proceeds of $10,000,000.

At June 30, 2021, we had cash of $1,024,786 and negative working capital of $321,044.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2021, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

At June 30, 2021, our Sponsor held a total of 13,333,333 Class F ordinary shares and Class G ordinary shares, combined (the “Founder Shares”).

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

Net proceeds of $400,000,000 from the Public Offering and the sale of the Private Placement Shares, including deferred underwriting discounts of $14,000,000, were deposited into the Trust Account on the Close Date. We paid $8,000,000 in underwriting discounts and incurred offering costs of $799,929 related to the Public Offering. In addition, the Underwriters agreed to defer $14,000,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $750,000 in non-interest-bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated April 13, 2021 which was filed with the SEC on April 14, 2021.

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

TPG PACE BENEFICIAL II CORP.

Date: August 12, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 12, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)