Form 10-Q
period 2021-09-30
TPG Pace Beneficial II Corp.
filed 2021-11-12
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 5, 2021, there were 41,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2021
Assets
Current assets:
Cash	$180,169
Prepaid expenses	463,232
Total current assets	643,401
Cash held in Trust Account	400,000,000
Total assets	$400,643,401
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$92,347
Total current liabilities	92,347
Deferred underwriting compensation	14,000,000
Total liabilities	14,092,347
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 40,000,000 shares at a redemption value of $10.00 per share	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding	889
Additional paid-in capital	—
Accumulated deficit	(13,450,379)
Total shareholders' deficit	(13,448,946)
Total liabilities and shareholders' deficit	$400,643,401

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

		For the Period
	For the Three	from January 4, 2021
	Months Ended	(inception) to
	September 30, 2021	September 30, 2021
Revenue	$—	$—
Professional expenses and formation costs	314,334	674,017
Loss from operations	(314,334)	(674,017)
Net loss attributable to ordinary shares	$(314,334)	$(674,017)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption- basic and diluted	$(0.01)	$(0.02)
Founder Shares and Private Placement Shares - basic and diluted	$(0.01)	$(1.50)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption- basic and diluted	40,000,000	24,888,889
Founder Shares and Private Placement Shares - basic and diluted	14,333,333	15,282,716

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	—	$—	3,888,889	$389	7,777,778	$778	$23,833	$(51,396)	$(26,396)
Sale of Private Placement Shares to Sponsor on April 16, 2021 at $10.00 per share	—	—	1,000,000	100	—	—	—	—	9,999,900	—	10,000,000
Founder Share share dividend of 0.14 issued to Sponsor on April 16, 2021	—	—	—	—	555,555	55	1,111,111	111	(166)	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	(10,023,567)	(12,776,362)	(22,799,929)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(308,287)	(308,287)
Balance at June 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,136,045)	$(13,134,612)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(314,334)	(314,334)
Balance at September 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,450,379)	$(13,448,946)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from January 4, 2021
(inception) to
September 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(674,017)
Changes in operating assets and liabilities:
Prepaid expenses	(463,232)
Accrued expenses and formation costs	(389,012)
Net cash used in operating activities	(1,526,261)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	400,000,000
Proceeds from sale of Private Placement Shares to Sponsor	10,000,000
Proceeds of notes payable from Sponsor	750,000
Payment of underwriters discounts	(8,000,000)
Payment of accrued offering costs	(318,570)
Repayment of notes payable to Sponsor	(750,000)
Net cash provided by financing activities	401,706,430
Net change in cash	180,169
Cash at beginning of period	—
Cash at end of period	$180,169
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$463,389

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

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Public Offering”) described below, and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the period presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2021.

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

Redeemable Ordinary Shares

All of the 40,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $799,929, together with the underwriter discount and Deferred Discount (as defined below) totaling $22,000,000, were charged to temporary equity on the Close Date.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from January 4, 2021 (inception) to September 30, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the three months ended September 30, 2021 and the period from January 4, 2021 (inception) to September 30, 2021, losses are shared pro rata between the two classes of participating ordinary shares as follows:

	For the Three Months Ended September 30, 2021		For the Period from January 4, 2021 (inception) to September 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(231,412)	$(82,922)	$(496,209)	$(177,808)
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	(22,799,929)
	$(231,412)	$(82,922)	$(496,209)	$(22,977,737)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	24,888,889	15,282,716
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(1.50)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Class F ordinary shares was determined by dividing the amount of cash contributed to the Company by the number of Class F ordinary shares issued by the Company. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 25% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Public Offering. Should the Company increase or decrease the size of the Public Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the Public Offering in such amount as to maintain the ownership of Founder Shares at 25% of the sum of the Founder Shares and Public Shares upon the consummation of the Public Offering. Prior to the Public Offering, the Sponsor expects to surrender Founder Shares for no consideration and has agreed to surrender additional Founder Shares depending on the extent to which the underwriters’ over-allotment option is exercised.

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

As of September 30, 2021, the Sponsor held 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares.

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

Related Party Note Payable

On March 22, 2021, the Company’s Sponsor loaned the Company $750,000 under an unsecured non-interest-bearing promissory note to pay up front costs associated with the Public Offering. The Company repaid the $750,000 loan from the Sponsor at the Close Date.

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended September 30, 2021 and the period from Inception to September 30, 2021, the Company incurred expenses of $150,000 and $275,000, respectively, under this agreement.

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

In October 2021, the commitment letter was extended through April 30, 2023. See Note 7 – Subsequent Events.

5. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At September 30, 2021, there were 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $14,000,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

7. Subsequent Events

Effective October 22, 2021, the Sponsor entered into a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through April 30, 2023, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to April 30, 2023, until after April 30, 2023.

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

At September 30, 2021, we held cash of $180,169 and current liabilities of $92,347. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2021 and the period from January 4, 2021 (“Inception”) to September 30, 2021, we incurred net losses of $314,334 and $674,017, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only sources of liquidity were an initial sale of Class F ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial II Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from our Sponsor, in the amount of $750,000.

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

At September 30, 2021, we had cash of $180,169 and working capital of $551,054.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2021, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of September 30, 2021, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of basic earnings per share. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final Prospectus, dated April 13, 2021, which was filed with the SEC on April 14, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

At September 30, 2021, our Sponsor held a total of 13,333,333 Class F ordinary shares and Class G ordinary shares, combined (the “Founder Shares”).

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

TPG PACE BENEFICIAL II CORP.

Date: November 12, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: November 12, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)