Form 10-Q
period 2022-03-31
TPG Pace Beneficial II Corp.
filed 2022-05-04
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At April 29, 2022, there were 41,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,734,857	$2,141,060
Prepaid expenses	369,156	382,120
Total current assets	2,104,013	2,523,180
Cash held in Trust Account	400,000,000	400,000,000
Total assets	$402,104,013	$402,523,180
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$290,996	$303,288
Note payable to Sponsor	2,000,000	2,000,000
Total current liabilities	2,290,996	2,303,288
Deferred underwriting compensation	14,000,000	14,000,000
Total liabilities	16,290,996	16,303,288
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 40,000,000 shares at a redemption value of $10.00 per share	400,000,000	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption	100	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding	444	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding	889	889
Additional paid-in capital	—	—
Accumulated deficit	(14,188,416)	(13,781,541)
Total shareholders' deficit	(14,186,983)	(13,780,108)
Total liabilities and shareholders' deficit	$402,104,013	$402,523,180

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Revenue	$—	$—
Professional expenses and formation costs	406,875	51,396
Loss from operations	(406,875)	(51,396)
Net loss attributable to ordinary shares	$(406,875)	$(51,396)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption- basic and diluted	$(0.01)	$—
Founder Shares and Private Placement Shares - basic and diluted	$(0.01)	$(0.00)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption- basic and diluted	40,000,000	—
Founder Shares and Private Placement Shares - basic and diluted	14,333,333	18,594,378

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	—	$—	3,888,889	$389	7,777,778	$778	$23,833	$(51,396)	$(26,396)

Balance at December 31, 2021	—	—	1,000,000	100	4,444,444	444	8,888,889	889	—	(13,781,541)	(13,780,108)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(406,875)	(406,875)
Balance at March 31, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,188,416)	$(14,186,983)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(406,875)	$(51,396)
Changes in operating assets and liabilities:
Prepaid expenses	12,964	—
Deferred offering costs	—	(652,638)
Accrued expenses, formation and offering costs	72,708	669,034
Net cash used in operating activities	(321,203)	(35,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds of notes payable from Sponsor	—	750,000
Payment of accrued offering costs	(85,000)	—
Net cash provided by financing activities	(85,000)	775,000
Net change in cash	(406,203)	740,000
Cash at beginning of period	2,141,060	—
Cash at end of period	$1,734,857	$740,000
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$—	$652,638

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace VI Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 4, 2021 (“Inception”). On January 13, 2021, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Beneficial II Corp. On January 14, 2021, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to rename Class B ordinary shares as Class F ordinary shares. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On January 8, 2021, the Company was funded with $25,000 for which it issued Class F Founder Shares (as defined below). All activity for the period from Inception through March 31, 2022 relates to the Company’s formation, initial public offering (“Public Offering”) described below, and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from April 16, 2021 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Sponsor

The Company’s sponsor is TPG Pace Beneficial II Sponsor, Series LLC, a Delaware Series limited liability company (the “Sponsor”). On January 8, 2021, the Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (“Class F Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price of the Class F Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Class F Founder Shares issued by the Company. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F Founder Shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share (“Class G Founder Shares” and, together with Class F Founder Shares, “Founder Shares”).

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on April 13, 2021. The Public Offering closed on the Close Date. The Sponsor purchased an aggregate of 1,000,000 Class A ordinary shares (“Private Placement Shares”) at $10.00 per share, or $10,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”).

The Company intends to finance a Business Combination with proceeds from its $400,000,000 Public Offering (see Note 3 – Public Offering) and $10,000,000 Private Placement.

The Trust Account

Of the $410,000,000 proceeds from the Public Offering and the sale of the Private Placement Shares, $400,000,000 were deposited into the Trust Account. Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date.

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

The Company has 24 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and external directors (“Initial Shareholders”) and the Company’s officers and internal directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the period presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

Redeemable Ordinary Shares

All of the 40,000,000 Class A ordinary shares sold in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from Inception to March 31, 2022.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2022, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the three months ended March 31, 2022 and the period from Inception to March 31, 2021, losses are shared pro rata between the two classes of participating ordinary shares as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(299,540)	$(107,335)	$—	$(51,396)

Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	—	18,594,378
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

3. Public Offering

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

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Class F Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Class F Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Class F Founder Shares issued by the Company. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 25% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Public Offering.

On March 18, 2021, in its Amended and Restated Memorandum and Articles of Association, the Company authorized the issuance of up to 30,000,000 Class G Founder Shares. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F Founder Shares for no consideration and received 7,777,778 Class G Founder Shares. On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F Founder Shares for each Class F Founder Share, and 0.14 Class G Founder Share for each Class G Founder Share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 555,555 Class F Founder Shares and 1,111,111 Class G Founder Shares.

As of March 31, 2022, the Sponsor held 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares.

The Founder Shares are identical to the Public Shares sold in the Public Offering except that:

•only holders of the Class F Founder Shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;

•the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•the Initial Shareholders and the Company’s officers and internal directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination;

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

Private Placement Shares

The Sponsor purchased from the Company Private Placement Shares at a price of $10.00 per share in the Private Placement simultaneously with the completion of the Public Offering. The Private Placement Shares are not redeemable, and will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will become worthless.

Forward Purchase Agreements

On March 18, 2021, an affiliate of the Company (the “TPG Forward Purchaser”) entered into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser has agreed to purchase 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), or $50,000,000. The purchase of the Forward Purchase Shares will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Business Combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Shares may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser to purchase the Forward Purchase Shares under the Original Forward Purchase Agreement. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, the Company may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Shares, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee for no additional cash consideration, potentially lowering the effective purchase price per Forward Purchase Share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee at the time of the additional forward purchase.

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

The terms of the Forward Purchase Shares and Additional Forward Purchase Shares, respectively, will generally be identical to the terms of the Class A ordinary shares issued in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Forward Purchase Shares and the Additional Forward Purchase Shares are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the Initial Shareholders, in the aggregate, on an as-converted basis, will hold 10% of the outstanding Class A ordinary shares at the time of the closing of the Business Combination (without giving effect to any redemptions of Public Shares in connection with the Business Combination and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination, (y) any Class A ordinary shares issuable upon conversion of the Class G Founder Shares and (z) any Private Placement Shares) and could hold 25% of such shares in the event all of the Class G Founder Shares are also converted into Class A ordinary shares..

Registration Rights

Holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to a registration rights agreement signed on the Close Date. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Note Payable

On March 22, 2021, the Sponsor loaned the Company $750,000 under an unsecured non-interest-bearing promissory note to pay up front costs associated with the Public Offering. The Company repaid the $750,000 loan from the Sponsor on the Close Date.

On December 8, 2021, the Sponsor loaned the Company $2,000,000  under an unsecured non-interest-bearing promissory note to fund ongoing operating needs.

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2022, the Company incurred expenses of $150,000 under this agreement.

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

At each of March 31, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $400,000,000.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of March 31, 2022 and December 31, 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the condensed balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F Founder Shares and Class G Founder Shares. At each of March 31, 2022 and December 31, 2021, there were 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2022 there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no subsequent events which require adjustment or disclosure.

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

At March 31, 2022, we held cash of $1,734,857 and current liabilities of $2,290,996. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2022 and the period from January 4, 2021 (“Inception”) to March 31, 2021, we incurred net losses of $406,875 and $51,396, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only sources of liquidity were an initial sale of Class F ordinary shares (“ Class F Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial II Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from our Sponsor, in the amount of $750,000.

The registration statement for our Public Offering was declared effective by the SEC on April 13, 2021. In our Public Offering, we sold 40,000,000 Class A ordinary shares at a price of $10.00 per share, generating proceeds of $400,000,000, including the issuance of 5,000,000 Class A ordinary shares as a result of the underwriters’ partial exercise of their over-allotment option. Simultaneously with the effectiveness of our Public Offering, we closed the private placement of an aggregate of 1,000,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per share, to the Sponsor, generating proceeds of $10,000,000.

On the Close Date, we placed gross proceeds of $400,000,000 and $10,000,000 from the Public Offering and the sale of the Private Placement Shares, respectively, less underwriting discounts of $8,000,000; and funds of $2,000,000 designated to pay our accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $750,000 to the Sponsor at the Close Date were placed into a non-interest-bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

On December 8, 2021, our Sponsor loaned us $2,000,000 under an unsecured non-interest bearing promissory note to fund ongoing operational needs.

At March 31, 2022, we had cash of $1,734,857 and negative working capital of $186,983.

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

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and our four independent directors (“Initial Shareholders”) and our officers and internal directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Class F ordinary shares, Class G ordinary shares and Private Placement Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Business Combination within the allotted 24-month time period.

We intend to use to use substantially all of the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Redeemable Ordinary Shares

All of the 40,000,000 Class A ordinary shares sold in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, as calculated using the treasury stock method. At March 31, 2022, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of March 31, 2022, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of basic earnings per share. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 17, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 17, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940.. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

We do not intend to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

We recently determined that we will hold the net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Shares, in the amount of $400,000,000, in a non-interest-bearing Trust Account. While we expected to invest the funds in the Trust Account in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations beginning in January 2022, we have determined to hold such proceeds in a non-interest-bearing Trust Account. Accordingly, the amount of funds will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments,

•	restrictions on the issuance of securities, and

•	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have been invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We recently determined to no longer hold such proceeds in such investments and to hold such proceeds in a non-interest-bearing Trust Account. Because the proceeds were previously invested in permitted instruments and we subsequently converted all such investments into cash (which remains in the Trust Account), we believe we are not an investment company. Nevertheless, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our initial public offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

At March 31, 2022, our Sponsor held a total of 13,333,333 Class F ordinary shares and Class G ordinary shares, combined (the “Founder Shares”).

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

Net proceeds of $400,000,000 from the Public Offering and the sale of the Private Placement Shares, including deferred underwriting discounts of $14,000,000, were deposited into the Trust Account on the Close Date. We paid $8,000,000 in underwriting discounts and incurred offering costs of $799,929 related to the Public Offering. In addition, the Underwriters agreed to defer $14,000,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $750,000 in non-interest-bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, which was filed with the SEC on February 17, 2022.

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

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL II CORP.

Date: May 3, 2022	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: May 3, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)