Form 10-Q
period 2022-06-30
TPG Pace Beneficial II Corp.
filed 2022-08-02
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 29, 2022, there were 41,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,507,598	$2,141,060
Prepaid expenses	311,402	382,120
Total current assets	1,819,000	2,523,180
Cash held in Trust Account	400,000,000	400,000,000
Total assets	$401,819,000	$402,523,180
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$287,365	$303,288
Note payable to Sponsor	2,000,000	2,000,000
Deferred underwriting compensation, current portion	14,000,000	—
Total current liabilities	16,287,365	2,303,288
Deferred underwriting compensation	—	14,000,000
Total liabilities	16,287,365	16,303,288
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 40,000,000 shares at June 30, 2022 and December 31, 2021 a redemption value of $10.00 per share	400,000,000	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	100	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding at June 30, 2022 and December 31, 2021	444	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding at June 30, 2022 and December 31, 2021	889	889
Additional paid-in capital	—	—
Accumulated deficit	(14,469,798)	(13,781,541)
Total shareholders' deficit	(14,468,365)	(13,780,108)
Total liabilities and shareholders' deficit	$401,819,000	$402,523,180

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Period from
	Months Ended	Months Ended	Months Ended	January 4, 2021 (inception)
	June 30, 2022	June 30, 2021	June 30, 2022	to June 30, 2021
Revenue	$—	$—	$—	$—
Professional expenses and formation costs	281,382	308,287	688,257	359,683
Loss from operations	(281,382)	(308,287)	(688,257)	(359,683)
Net loss attributable to ordinary shares	$(281,382)	$(308,287)	$(688,257)	$(359,683)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Founder Shares and Private Placement Shares - basic and diluted	$(0.00)	$(1.65)	$(0.01)	$(1.46)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption - basic and diluted	40,000,000	33,406,593	40,000,000	17,078,652
Founder Shares and Private Placement Shares - basic and diluted	14,333,333	13,893,773	14,333,333	15,773,408

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	—	$—	3,888,889	$389	7,777,778	$778	$23,833	$(51,396)	$(26,396)
Sale of Private Placement Shares to Sponsor on April 16, 2021 at $10.00 per share	—	—	1,000,000	100	—	—	—	—	9,999,900	—	10,000,000
Founder Share dividend of $0.16 issued to Sponsor on April 16, 2021	—	—	—	—	555,555	55	1,111,111	111	(166)	—	—
Adjustments to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	(10,023,567)	(12,776,362)	(22,799,929)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(308,287)	(308,287)
Balance at June 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,136,045)	$(13,134,612)

Balance at December 31, 2021	—	—	1,000,000	100	4,444,444	444	8,888,889	889	—	(13,781,541)	(13,780,108)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(406,875)	(406,875)
Balance at March 31, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,188,416)	$(14,186,983)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(281,382)	(281,382)
Balance at June 30, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,469,798)	$(14,468,365)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the Six	For the Period from
	Months Ended	January 4, 2021 (inception)
	June 30, 2022	to June 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(688,257)	$(359,683)
Changes in operating assets and liabilities:
Prepaid expenses	70,718	—
Deferred offering costs	—	(544,344)
Accrued expenses, formation and offering costs	69,077	222,383
Net cash used in operating activities	(548,462)	(681,644)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Class A ordinary shares in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Shares to Sponsor	—	10,000,000
Proceeds of notes payable from Sponsor	—	750,000
Payment of underwriters discounts	—	(8,000,000)
Payment of accrued offering costs	(85,000)	(318,570)
Repayment of notes payable to Sponsor	—	(750,000)
Net cash provided by (used in) financing activities	(85,000)	401,706,430
Net change in cash	(633,462)	1,024,786
Cash at beginning of period	2,141,060	—
Cash at end of period	$1,507,598	$1,024,786
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$—	$481,359

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

On January 8, 2021, the Company was funded with $25,000 for which it issued Class F Founder Shares (as defined below). All activity for the period from Inception through June 30, 2022 relates to the Company’s formation, initial public offering (“Public Offering”) described below, and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes and up to $100,000 of any dissolution expenses. The proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. The business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification ("ASC") 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the periods presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from Inception to June 30, 2022.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2022, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from Inception to June 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(207,152)	$(74,230)	$(217,732)	$(90,555)
Accretion on Class A ordinary shares subject to possible redemption	$—	$—	$—	$(22,799,929)
	$(207,152)	$(74,230)	$(217,732)	$(22,890,484)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	33,406,593	13,893,773
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(1.65)

	For the Six Months Ended June 30, 2022		For the period from January 4, 2021 (inception) to July 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(506,692)	$(181,565)	$(186,987)	$(172,696)
Accretion on Class A ordinary shares subject to possible redemption	$—	$—	$—	$(22,799,929)
	$(506,692)	$(181,565)	$(186,987)	$(22,972,625)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	17,078,652	15,773,408
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(1.46)

Income Taxes

Under ASC 740, “Income Taxes,” ("ASC 740") deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2022, the Sponsor held 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares.

The Founder Shares are identical to the Public Shares sold in the Public Offering except that:

•
only holders of the Class F Founder Shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;
•
the Founder Shares are subject to certain transfer restrictions, as described in more detail below;
•
the Initial Shareholders and the Company’s officers and internal directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination;
•
the Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of the Business Combination into a number of our Class A ordinary shares equal to 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F ordinary shares plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, including any forward purchase shares, without giving effect to (w) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination, (x) any Class A ordinary shares issuable upon conversion of the Class G ordinary shares, (y) any redemptions of Public Shares in connection with the Business Combination or (z) the Private Placement Shares; and
•
the Class G ordinary shares will convert into Class A ordinary shares after the Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the Business Combination, including three triggering events based on the Class A ordinary shares trading at $12.50, $15.00 and $17.50 per share following the closing of the Business Combination and also upon specified strategic transactions.

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

If the Company does not complete the Business Combination within 24 months from the Close Date, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will become worthless.

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

The terms of the Forward Purchase Shares and Additional Forward Purchase Shares, respectively, are generally identical to the terms of the Class A ordinary shares issued in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Forward Purchase Shares and the Additional Forward Purchase Shares are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the Initial Shareholders, in the aggregate, on an as-converted basis, will hold 10% of the outstanding Class A ordinary shares at the time of the closing of the Business Combination (without giving effect to any redemptions of Public Shares in connection with the Business Combination and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination, (y) any Class A ordinary shares issuable upon conversion of the Class G Founder Shares and (z) any Private Placement Shares) and could hold 25% of such shares in the event all of the Class G Founder Shares are also converted into Class A ordinary shares..

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

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2022, the Company incurred expenses of $150,000 and $300,000 respectively, under this agreement.

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

At each of June 30, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $400,000,000.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s Amended and Restated Memorandum and Articles of Association. At each of June 30, 2022 and December 31, 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the condensed balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F Founder Shares and Class G Founder Shares. At each of June 30, 2022 and December 31, 2021, there were 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

At June 30, 2022, we held cash of $1,507,598 and current liabilities of $2,287,365. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

For the three months ended June 30, 2022 and 2021, we incurred net losses of $281,382 and $308,287, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

For the six months ended June 30, 2022 and the period from January 4, 2021 (“Inception”) to June 30, 2021, we incurred net losses of $688,257 and $359,683, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At June 30, 2022, we had cash of $1,507,598 and negative working capital of $468,365.

Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares at the completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and our four independent directors (“Initial Shareholders”) and our officers and internal directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Class F ordinary shares, Class G ordinary shares and Private Placement Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Business Combination within the allotted 24-month time period.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs of $799,929 in connection with our Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $22,000,000, were charged to temporary equity at the Close Date.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, as calculated using the treasury stock method. At June 30, 2022, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of June 30, 2022, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of basic earnings per share. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments;
•
restrictions on the issuance of securities: and
•
restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

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

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have not been invested by the trustee, and the Trust Account is a non-interest-bearing account. Because the proceeds have not been invested (and such proceeds remain in the non-interest-bearing Trust Account), we believe we are not an investment company. Nevertheless, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our Public Offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution.

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

None.

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

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Incorporated herein by reference as indicated.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL II CORP.

Date: August 2, 2022	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 2, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)