Form 10-Q
period 2022-09-30
TPG Pace Beneficial II Corp.
filed 2022-11-07
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At October 28, 2022, there were 41,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary, shares, $0.0001 par value, and 8,888,889 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial II Corp.

Condensed Balance Sheet

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,183,791	$2,141,060
Prepaid expenses	206,006	382,120
Total current assets	1,389,797	2,523,180
Cash held in Trust Account	400,000,000	400,000,000
Total assets	$401,389,797	$402,523,180
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$154,814	$303,288
Note payable to Sponsor	2,000,000	2,000,000
Deferred underwriting compensation, current portion	14,000,000	—
Total current liabilities	16,154,814	2,303,288
Deferred underwriting compensation	—	14,000,000
Total liabilities	16,154,814	16,303,288
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 40,000,000 shares at September 30, 2022 and December 31, 2021 at a redemption value of $10.00 per share	400,000,000	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	100	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding at September 30, 2022 and December 31, 2021	444	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding at September 30, 2022 and December 31, 2021	889	889
Additional paid-in capital	—	—
Accumulated deficit	(14,766,450)	(13,781,541)
Total shareholders' deficit	(14,765,017)	(13,780,108)
Total liabilities and shareholders' deficit	$401,389,797	$402,523,180

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Period from
	Months Ended	Months Ended	Months Ended	January 4, 2021 (inception)
	September 30, 2022	September 30, 2021	September 30, 2022	to September 30, 2021
Revenue	$—	$—	$—	$—
Professional expenses and formation costs	296,652	314,334	984,909	674,017
Loss from operations	(296,652)	(314,334)	(984,909)	(674,017)
Net loss attributable to ordinary shares	$(296,652)	$(314,334)	$(984,909)	$(674,017)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Founder Shares and Private Placement Shares - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(1.50)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption - basic and diluted	40,000,000	40,000,000	40,000,000	24,888,889
Founder Shares and Private Placement Shares - basic and diluted	14,333,333	14,333,333	14,333,333	15,282,716

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,396)	(51,396)
Balance at March 31, 2021	—	$—	—	$—	3,888,889	$389	7,777,778	$778	$23,833	$(51,396)	$(26,396)
Sale of Private Placement Shares to Sponsor on April 16, 2021 at $10.00 per share	—	—	1,000,000	100	—	—	—	—	9,999,900	—	10,000,000
Founder Share dividend of $0.16 issued to Sponsor on April 16, 2021	—	—	—	—	555,555	55	1,111,111	111	(166)	—	—
Adjustments to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	(10,023,567)	(12,776,362)	(22,799,929)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(308,287)	(308,287)
Balance at June 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,136,045)	$(13,134,612)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(314,334)	(314,334)
Balance at September 30, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,450,379)	$(13,448,946)

Balance at December 31, 2021	—	—	1,000,000	100	4,444,444	444	8,888,889	889	—	(13,781,541)	(13,780,108)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(406,875)	(406,875)
Balance at March 31, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,188,416)	$(14,186,983)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(281,382)	(281,382)
Balance at June 30, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,469,798)	$(14,468,365)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(296,652)	(296,652)
Balance at September 30, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(14,766,450)	$(14,765,017)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial II Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the Nine	For the Period from
	Months Ended	January 4, 2021 (inception)
	September 30, 2022	to September 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(984,909)	$(674,017)
Changes in operating assets and liabilities:
Prepaid expenses	176,114	(463,232)
Accrued expenses, formation and offering costs	(24,422)	(389,012)
Net cash used in operating activities	(833,217)	(1,526,261)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Class A ordinary shares in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Shares to Sponsor	—	10,000,000
Proceeds of notes payable from Sponsor	—	750,000
Payment of underwriters discounts	—	(8,000,000)
Payment of accrued offering costs	(124,052)	(318,570)
Repayment of notes payable to Sponsor	—	(750,000)
Net cash provided by (used in) financing activities	(124,052)	401,706,430
Net change in cash	(957,269)	180,169
Cash at beginning of period	2,141,060	—
Cash at end of period	$1,183,791	$180,169
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$—	$463,389
Deferred underwriting compensation	$—	$14,000,000

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

On January 8, 2021, the Company was funded with $25,000 for which it issued Class F Founder Shares (as defined below). All activity for the period from Inception through September 30, 2022 relates to the Company’s formation, its initial public offering (“Public Offering”) described below, and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes and up to $100,000 of any dissolution expenses. The proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2022 and December 31, 2021, and the results of operations and cash flows for the periods presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from Inception to September 30, 2022.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2022, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from Inception to September 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(218,394)	$(78,258)	$(231,412)	$(82,922)
Accretion on Class A ordinary shares subject to possible redemption	$—	$—	$—	$—
	$(218,394)	$(78,258)	$(231,412)	$(82,922)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	40,000,000	14,333,333
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the Nine Months Ended September 30, 2022		For the period from January 4, 2021 (inception) to September 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(725,086)	$(259,823)	$(496,209)	$(177,808)
Accretion on Class A ordinary shares subject to possible redemption	$—	$—	$—	$(22,799,929)
	$(725,086)	$(259,823)	$(496,209)	$(22,977,737)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	24,888,889	15,282,716
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)	$(1.50)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the Sponsor held 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares.

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

Registration Rights

Holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to a registration rights agreement signed on the Close Date. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On December 8, 2021, the Sponsor loaned the Company $2,000,000 under an unsecured non-interest-bearing promissory note (discussed below under "Commitment Letter") to fund ongoing operating needs.

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2022, the Company incurred expenses of $150,000 and $450,000 respectively, under this agreement.

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

At each of September 30, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $400,000,000.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s Amended and Restated Memorandum and Articles of Association. At each of September 30, 2022 and December 31, 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the condensed balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F Founder Shares and Class G Founder Shares. At each of September 30, 2022 and December 31, 2021, there were 4,444,444 Class F Founder Shares and 8,888,889 Class G Founder Shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

At September 30, 2022, we held cash of $1,183,791 and current liabilities of $16,154,814. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

For the three months ended September 30, 2022 and 2021, we incurred net losses of $296,652 and $314,334, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

For the nine months ended September 30, 2022 and the period from January 4, 2021 (“Inception”) to September 30, 2021, we incurred net losses of $984,909 and $674,017, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only sources of liquidity were an initial sale of Class F ordinary shares (“Class F Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial II Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from our Sponsor, in the amount of $750,000.

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

At September 30, 2022, we had cash of $1,183,791 and negative working capital of $14,765,017.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, as calculated using the treasury stock method. At September 30, 2022, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of September 30, 2022, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of basic earnings per share. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Shares held in the Trust Account have not been invested, we do not believe we have any material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We determined that we will hold the net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Shares, in the amount of $400,000,000, in a non-interest-bearing Trust Account. While we expected to invest the funds in the Trust Account in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations beginning in January 2022, we have determined to hold such proceeds in a non-interest-bearing Trust Account. Accordingly, the amount of funds will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

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

In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
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

TPG PACE BENEFICIAL II CORP.

Date: November 7, 2022	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: November 7, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)