Form 10-K
period 2022-12-31
TPG Pace Beneficial II Corp.
filed 2023-02-09
CIK 1840859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $389,200,000 based on the last reported sales price of $9.73 on the New York Stock Exchange.

At February 1, 2023, there were 41,000,000 Class A ordinary shares, $0.0001 par value per share, 4,444,444 Class F ordinary shares, $0.0001 par value per share, and 8,888,889 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Beneficial II Corp., a blank check company incorporated on January 4, 2021 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPG Pace Beneficial II Sponsor, Series LLC. References to “TPG” refer collectively to TPG Inc. and its affiliates, including our Sponsor. TPG is a leading global alternative asset management firm founded in 1992 with $135 billion of assets under management as of September 30, 2022 and investment and operational teams in 12 offices globally. References to our “Public Offering” refer to the initial public offering of TPG Pace Beneficial II Corp. which closed on April 16, 2021 (the “Close Date”).

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

On January 8, 2021, our Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. On March 18, 2021 our Board of Directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share. On April 12, 2021, our Sponsor transferred 40,000 Founder Shares to each of our four external directors at their original purchase price. On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share. At December 31, 2022 and 2021, our Sponsor and four external directors (collectively, the “Initial Shareholders”) held, collectively, 8,750,000 Founder Shares.

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

Certain members of our management team and certain of our directors are employed by TPG. TPG is continuously made aware of potential business opportunities, and we may pursue a prospective target business that has already been considered by TPG, Pace-I, Pace Energy, Pace-II, Pace Tech Opportunities, or TPG Pace Beneficial Finance Corp. in a different context. However, TPG is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our company or provide any other services to our company. TPG’s role with respect to our company is expected to be primarily passive and advisory in nature. TPG has fiduciary and contractual duties to its investment vehicles and to certain companies in which TPG has invested. As a result, TPG may have a duty to offer business combination opportunities to certain TPG funds before we may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us. Additionally, certain companies in which TPG has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because TPG may directly or indirectly receive a financial benefit as a result of such transaction. See “Risk Factors — TPG is not under any obligation to source any potential opportunities for our initial business combination. TPG may have a duty to offer business combination opportunities to certain TPG funds before we may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us.”

As more fully discussed in “Management — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the investment mandate of any entity to which he or she has pre-existing fiduciary or contractual obligations he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

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

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, TPG is currently sponsoring one other blank check company, AfterNext HealthTech Acquisition Corp. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. TPG has complete discretion, subject to applicable fiduciary duties, as to which blank check company it chooses to pursue a business combination and the order in which it pursues business combinations for any of its existing or future blank check companies. As a result, TPG may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. We do not believe that any potential conflicts with TPG’s other blank check companies would materially affect our ability to identify and pursue initial business combination opportunities or complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we are not limited by geography in terms of the acquisition opportunities we can pursue.

Further, Martin Davidson, our Chief Financial Officer, serves as the Chief Financial Officer for AfterNext HealthTech Acquisition Corp.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, TPG and each additional forward purchaser under the forward purchase agreement may acquire the forward purchase securities and additional forward purchase securities, respectively, prior to or simultaneously with our Business Combination. In the event our Initial Shareholders, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our Business Combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy that requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

If we hold a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

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

In addition, TPG or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking a Business Combination, and members of our management team may participate in such blank check companies. In particular, TPG is currently sponsoring one other blank check company, AfterNext HealthTech Acquisition Corp. Although the Company intends to seek a Business Combination with a target business with the potential for strong ESG principles, it may seek to complete a Business Combination in any industry or location. Further, Mr. Davidson, our Chief Financial Officer, also serves as the Chief Financial Officer of AfterNext HealthTech Acquisition Corp. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

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

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that Mr. Peterson or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

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

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures as of December 31, 2022 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). We are not a large accelerated filer or an accelerated filer as of December 31, 2022, and we are not required to have our internal control procedures audited as of December 31, 2022. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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
•
our ability to complete our Business Combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 (as defined below) outbreak;
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

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months from the Close Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak continues both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, our public shareholders may only receive $10.00 per share. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

If the net proceeds of the Public Offering and the sale of the Private Placement Shares not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the Public Offering, we may be unable to complete our Business Combination, in which case our public shareholders may receive $10.00 per share, or less than such amount in certain circumstances.

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate for at least the 24 months following the Public Offering, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K titled Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, will be sufficient to allow us to operate for at least the 24 months following the Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

Of the net proceeds of the Public Offering and the sale of the Private Placement Shares, only approximately $2,100,000 was available to us initially outside the Trust Account. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, as we have – see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination.

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

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Shares, in the amount of $400,000,000, are held in a non-interest-bearing Trust Account. Beginning in January 2022, the funds in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $400,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

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

In addition, we may have imposed on us burdensome requirements, including:

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class F ordinary shares, par value $0.0001 per share, 30,000,000 Class G ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 459,000,000, 25,555,556 and 21,111,111 authorized but unissued Class A ordinary shares, Class F ordinary shares and Class G ordinary shares available, respectively, for issuance, which amount does not take into account the forward purchase shares, or shares issuable upon conversion of the Class F ordinary shares or Class G ordinary shares. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our Business Combination, and the Class G ordinary shares are convertible into Class A ordinary shares thereafter as described herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue additional Class A ordinary shares upon conversion of the Class F ordinary shares or Class G ordinary shares as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional ordinary shares or preferred shares:

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

The founder shares are identical to the Class A ordinary shares sold in the Public Offering except that (i) holders of the Class F founder shares have the right to vote on the appointment of directors prior to our Business Combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with the completion of our Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if we fail to complete our Business Combination within 24 months from the Close Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Business Combination within the prescribed time frame, (iv) the founder shares are subject to registration rights, (v) the Class F founder shares are automatically convertible into our Class A ordinary shares on the first business day following the completion of our Business Combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein and (vi) the Class G founder shares will convert into Class A ordinary shares after our Business Combination, as described herein, but only to the extent certain triggering events occur prior to the 10th anniversary of our Business Combination including three triggering events based on our shares trading at $12.50, $15.00 and $17.50 per share following the closing of our Business Combination and also upon specified strategic transactions, in each case, as described in our final Prospectus, dated April 13, 2021 which was filed with the SEC on April 14, 2021.

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

In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our Business Combination though amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date or with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate a Business Combination in order to effectuate our Business Combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement Shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares. Our Initial Shareholders and their permitted transferees, if any, who collectively beneficially own, on an as converted basis, 26% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

If we are unable to consummate our Business Combination within 24 months from the Close Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months from the Close Date before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Business Combination. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our Initial Shareholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our Business Combination. In addition, holders of our Private Placement Shares and their permitted transferees can demand that we register the Private Placement Shares. Pursuant to the forward purchase agreements, we agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares, the additional forward purchase shares, the forward purchase shares, the additional forward purchase shares owned by TPG or the forward transferees and the additional forward purchasers, as applicable, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such closing. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our Initial Shareholders, holders of our Private Placement Shares or their respective permitted transferees are registered.

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

We may, in connection with our Business Combination or otherwise and subject to requisite shareholder approval under the Companies Act, reincorporate in another jurisdiction, including in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Since the net proceeds of the Public Offering and the sale of the Private Placement Shares are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Public Shares will be immediately tradable and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

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

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Since only holders of Class F founder shares have the right to vote on the appointment of directors, the NYSE considers us to be a "controlled company" within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of Class F founder shares have the right to vote on the appointment of directors. As a result, the NYSE considers us to be a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
we have a board that includes a majority of "independent directors," as defined under the rules of the NYSE;
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

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. The service of certain of our officers and directors depends in part on their continued engagement with us (which, in certain cases, depends on their continued engagement with TPG). These arrangements are “at will” and thus can be terminated by either party at any time, including for reasons that may be unrelated to us. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers and certain of our officers intend to devote time and attention to AfterNext HealthTech Acquisition Corp. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by TPG, which, among other things, is the investment manager to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. In addition, certain of our officers intend to devote time and attention to the blank check company AfterNext HealthTech Acquisition Corp. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10. “Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, such as AfterNext HealthTech Acquisition Corp. and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers or directors who are also employed by our Sponsor’s affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Certain of these officers and directors, however, have fiduciary and contractual duties to TPG and to certain companies in which TPG has invested, including the duty to offer acquisition opportunities to TPG funds or to companies of which they are officers or directors. These entities, including AfterNext HealthTech Acquisition Corp., may compete with us for acquisition opportunities. For example, as a result of the contractual duties to TPG, certain officers and directors would be required to first present acquisition opportunities that fall within a TPG fund’s investment objectives or strategies to that fund, subject to their fiduciary duties as a matter of Cayman Islands law. A decision by the TPG fund to pursue the opportunity would preclude us from pursuing it. While these duties could limit the universe of potential acquisition targets available to us, we do not expect them to present in practice a significant conflict of interest with our search for a Business Combination.

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

In particular, TPG is currently sponsoring one other blank check company, AfterNext HealthTech Acquisition Corp. Any such companies, including AfterNext HealthTech Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. TPG has complete discretion, subject to applicable fiduciary duties, as to which blank check company it chooses to pursue a Business Combination and the order in which it pursues Business Combinations for any of its existing or future blank check companies. As a result, TPG may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Class A ordinary share as reported on the NYSE for the year ended December 31, 2022 and 2021.

	Class A ordinary
	shares (YTPG)
	High	Low
Year ended December 31, 2022:
Quarter ended December 31, 2022	$9.90	$9.74
Quarter ended September 30, 2022	$9.81	$9.73
Quarter ended June 30, 2022	$9.85	$9.73
Quarter ended March 31, 2022	$9.98	$9.70
Year ended December 31, 2021:
Quarter ended December 31, 2021	$10.05	$9.73
Quarter ended September 30, 2021	$10.15	$9.65
Quarter ended June 30, 2021(1)	$10.83	$9.95

_________________________________________________________________________________________________________________________________________________________________

(1)
Starting April 14, 2021.

(b) Holders

At February 1, 2023, there were 2 holders of record of our Class A ordinary shares.

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Class A ordinary shares for the year ended December 31, 2022 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on January 1, 2022 in each of our Class A ordinary shares and the three indices presented.

Comparison of Cumulative Total Return
$120
$100
$80
$60
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
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

At December 31, 2022, our Sponsor held a total of 13,333,333 Class F ordinary shares and Class G ordinary shares, combined (the “Founder Shares”).

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2022, we held cash of $515,678 and current liabilities of $16,032,107. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company's ability to continue as a going concern.

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2022, we incurred a net loss of $1,635,709. Our business activities for the year ended December 31, 2022 have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At December 31, 2022, we had cash of $515,678 and negative working capital of $15,415,817, including $2,000,000 owed to the Sponsor.

Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination aside from temporary loans from our Sponsor. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares at the completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

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

Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2022 and 2021, we had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of December 31, 2022 and 2021, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of basic earnings per share. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TPG Pace Beneficial II Corp. (the Company) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Fort Worth, Texas
February 9, 2023

TPG Pace Beneficial II Corp.

Balance Sheet

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$515,678	$2,141,060
Prepaid expenses	100,612	382,120
Total current assets	616,290	2,523,180
Cash held in Trust Account	400,000,000	400,000,000
Total assets	$400,616,290	$402,523,180
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$32,107	$303,288
Note payable to Sponsor	2,000,000	2,000,000
Deferred underwriting compensation, current portion	14,000,000	—
Total current liabilities	16,032,107	2,303,288
Deferred underwriting compensation	—	14,000,000
Total liabilities	16,032,107	16,303,288
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 40,000,000 shares at December 31, 2021, at a redemption value of $10.00 per share	400,000,000	400,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,000,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) at December 31, 2021	100	100
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 4,444,444 shares issued and outstanding at December 31, 2021	444	444
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 8,888,889 shares issued and outstanding at December 31, 2021	889	889
Additional paid-in capital	-	-
Accumulated deficit	(15,417,250)	(13,781,541)
Total shareholders' deficit	(15,415,817)	(13,780,108)
Total liabilities and shareholders' deficit	$400,616,290	$402,523,180

The accompanying notes are an integral part of these financial statements.

TPG Pace Beneficial II Corp.

Statement of Operations

		For the Period
	For the Year	from January 4, 2021
	Ended	(Inception) to
	December 31, 2022	December 31, 2021
Revenue	$—	$—
Professional fees and other expenses	1,635,709	1,005,179
Loss from operations	(1,635,709)	(1,005,179)
Net loss attributable to ordinary shares	$(1,635,709)	$(1,005,179)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption - basic and diluted	$(0.03)	$(0.03)
Founder Shares and Private Placement Shares - basic and diluted	$(0.03)	$(1.53)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption - basic and diluted	40,000,000	28,729,282
Founder Shares and Private Placement Shares - basic and diluted	14,333,333	15,041,436

The accompanying notes are an integral part of these financial statements.

TPG Pace Beneficial II Corp.

Statement of Shareholders’ Deficit

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F ordinary shares on March 18, 2021	—	—	—	—	(16,111,111)	(1,611)	—	—	1,611	—	—
Issuance of Class G ordinary shares on March 18, 2021	—	—	—	—	—	—	7,777,778	778	(778)	—	—
Sale of Private Placement Shares to Sponsor on April 16, 2021 at $10.00 per share	—	—	1,000,000	100	—	—	—	—	9,999,900	—	10,000,000
Founder Share share dividend of 0.14 issued to Sponsor on April 16, 2021	—	—	—	—	555,555	55	1,111,111	111	(166)	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of December 31, 2021	—	—	—	—	—	—	—	—	(10,023,567)	(12,776,362)	(22,799,929)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(1,005,179)	(1,005,179)
Balance at December 31, 2021	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(13,781,541)	$(13,780,108)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(1,635,709)	(1,635,709)
Balance at December 31, 2022	—	$—	1,000,000	$100	4,444,444	$444	8,888,889	$889	$—	$(15,417,250)	$(15,415,817)

The accompanying notes are an integral part of these financial statements.

TPG Pace Beneficial II Corp.

Statement of Cash Flows

		For the Period
	For the Year	from January 4, 2021
	Ended	(inception) to
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(1,635,709)	$(1,005,179)
Changes in operating assets and liabilities:
Prepaid expenses	281,508	(382,120)
Accrued expenses and formation costs	(147,129)	161,267
Net cash used in operating activities	(1,501,330)	(1,226,032)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Class A ordinary shares in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Shares to Sponsor	—	10,000,000
Proceeds of notes payable from Sponsor	—	2,750,000
Payment of underwriters discounts	—	(8,000,000)
Payment of accrued offering costs	(124,052)	(657,908)
Repayment of notes payable to Sponsor	—	(750,000)
Net cash (used in) provided by financing activities	(124,052)	403,367,092
Net change in cash	(1,625,382)	2,141,060
Cash at beginning of period	2,141,060	—
Cash at end of period	$515,678	$2,141,060
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000
Accrued offering costs	$—	$124,052

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

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (“Inception”) through December 31, 2022 relates to the Company’s formation, initial public offering (“Public Offering”) described below, and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from April 16, 2021 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Sponsor

The Company’s sponsor is TPG Pace Beneficial II Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”). On January 8, 2021, the Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price per share of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the Sponsor by the number of Founder Shares issued by the Company. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share.

Public Offering

The Company intends to finance a Business Combination with proceeds from the Public Offering of Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”) at $10.00 per share and from the sale of Class A ordinary shares (“Private Placement Shares”) at $10.00 per share.

The Trust Account

Of the $410,000,000 proceeds from the Public Offering and the sale of the Private Placement Shares, $400,000,000 were deposited into a non-interest-bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”). There were no investments made in 2022.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2022 and 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $799,929, together with the underwriter discount and Deferred Discount (as defined below) totaling $22,000,000, were charged to temporary equity on the Close Date.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2022 or the period from Inception to December 31, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2022 and 2021, the Company had outstanding forward purchase contracts to purchase up to 17,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the year ended December 31, 2022 and for the period from Inception to December 31, 2021, losses are shared pro rata between the two classes of participating ordinary shares as follows:

	For the Year Ended December 31, 2022		For the Period from January 4, 2021 (inception) to December 31, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,204,203)	$(431,506)	$(740,009)	$(265,170)
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	(22,799,929)
	$(1,204,203)	$(431,506)	$(740,009)	$(23,065,099)
Denominator:
Weighted average ordinary shares outstanding:	40,000,000	14,333,333	28,729,282	15,041,436
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.03)	$(1.53)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022 and 2021, the Sponsor held 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares.

The Founder Shares are identical to the Public Shares sold in the Public Offering except that:

•
only holders of the Founder Shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;
•
the Founder Shares are subject to certain transfer restrictions, as described in more detail below;
•
the Initial Shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the Initial Shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination;

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

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the year ended December 31, 2022 and for the period from Inception to December 31, 2021, the Company incurred expenses of $600,000 and $425,000 under this agreement, respectively.

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

At December 31, 2022 and 2021, the balance of funds held in the Trust Account was $400,000,000.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2022 and 2021, there were 41,000,000 Class A ordinary shares issued and outstanding, of which 40,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At December 31, 2022 and 2021, there were 4,444,444 Class F ordinary shares and 8,888,889 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2022 and 2021 there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through the date the financial statements were issued, noting no items which require adjustment or disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022 and 2021.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Karl Peterson	52	Non-Executive Chairman and Director
Mark Fields	62	Director
Maryanne Hancock	48	Director
Chad Leat	67	Director
Nancy Mahon	58	Director
Kneeland Youngblood	67	Director
Martin Davidson	46	Chief Financial Officer
Eduardo Tamraz	38	President and Secretary

Karl Peterson has been our Non-Executive Chairman and Director since March 2021. Mr. Peterson retired as a Senior Partner of TPG in late 2021 and remains a Senior Advisor to TPG. He was the founder and Managing Partner of TPG Pace Group, the firm’s effort to sponsor special purpose acquisition companies and other permanent capital solutions for companies. Additionally, Mr. Peterson currently leads his family office, Peterson Capital Partners. Mr. Peterson served as the Non-Executive Chairman and Director of TPG Beneficial Finance Corp, of TPG Pace Solutions Corp. from March 2021 through its business combination with Vacasa in December 2021 and of TPG Pace Tech Opportunities Corp. from July 2020 through its business combination with Nerdy in September 2021. He also served as President and Chief Executive Officer of Pace-II from its inception in February 2017 through its business combination with Accel Entertainment in November 2019 and of Pace-I from its inception in June 2015 through its business combination with Playa Hotels & Resorts in March 2017. He currently serves as the Chairman of the board of directors of Accel and as a member of the boards of directors of Playa and Vacasa. He also served as the founding president and CEO of TPG Pace Energy in 2017.

From 2010 through 2016, Mr. Peterson was Managing Partner of TPG Europe LLP and a member of the firm’s Executive Committee. After rejoining TPG in 2004, Mr. Peterson led special situation investments for TPG in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder of Hotwire.com and served as the company’s President and Chief Executive Officer. He led the business from its inception through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995, he was a financial analyst at Goldman Sachs & Co. LLC. Mr. Peterson is currently on the board of Sabre Corporation where he served as Chairman from 2020-2022.

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

Maryanne Hancock has served as a member of our board of directors since April 16, 2021. Ms. Hancock is the founding Chief Executive Officer of Y Analytics, which she has built into the leading standard of practice for evidence-based impact assessment and decision tools. She leads impact assessment with The Rise Funds and TPG Rise Climate with approximately $15 billion in AUM, as well as TPG’s broader ESG performance management program. Ms. Hancock also served as a member of the board of directors of TPG Pace Beneficial Finance Corp.

Ms. Hancock has served numerous impact and ESG-related advisory roles (e.g., IFC’s Principles for Impact Management original development board, OPIC’s Supercommittee on Impact Measurement, Harvard’s Impact Weighted Accounts Initiative Advisory Board,

etc.) as well as multiple speaking engagements on these topics for the World Bank/IFC, GIIN, EMPEA, Stanford, University of Chicago, and others. She is also a Senior Partner Emerita of McKinsey and Company, having spent approximately 20 years serving clients across a range of industries and holding numerous leadership roles including in the social sector practice and as a co-chair of McKinsey’s global partner election committee. She holds a JD from Harvard Law School, magna cum laude. We believe that Ms. Hancock’s prior experience, including her ESG-related advisory roles makes her well qualified to serve as a member of our board of directors.

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

Mr. Leat began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. This group was on the cutting edge of the fast-developing loan market and Mr. Leat was one of a handful of market professionals associated with the development and creation of this now vibrant capital market. Previously, Mr. Leat has served as a member of the board of directors of Pace-II from June 2017 until its business combination with Accel in November 2019. Mr. Leat has also served as a member of the board of directors of Pace Energy from March 2017 until its business combination with Magnolia in July 2018, as a member of the board of directors of Pace-I from September 2015 until its business combination with Playa in March 2017, as a member of the board of directors of TPG Pace Tech Opportunities Corp. from October 2020 until its business combination with Nerdy in September 2021, and as a board member of Norwegian Cruise Lines Holdings Ltd. Mr. Leat also served as a member of the board of directors of TPG Pace Beneficial Finance Corp.

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

Nancy Mahon has served as a member of our board of directors since April 16, 2021. Ms. Mahon currently serves as Senior Vice President for Global Corporate Citizenship and Sustainability at the Estée Lauder Companies (“Estée Lauder”) where she oversees all aspects of strategy, execution, business integration, internal and external communications, ESG reporting and metrics, risk reduction and legal compliance of social and environmental impact for enterprise and individual brands. Ms. Mahon has been a leader at the Estée Lauder since 2006. Prior to Estée Lauder, Ms. Mahon served as Executive Director of God’s Love We Deliver (“GLWD”), a leading non-profit where she expanded the mission and doubled the numbers of clients to serve the food and nutrition needs of all people with chronic and terminal illnesses. Before GLWD, Nancy was the Senior Program Executive for criminal justice reform with Open Society Institute, and a federal appellate and district court law clerk. Ms. Mahon is a Trustee of NYU School of Law Foundation, a member of the board of directors of the Parsons School of Design, and Broadway Cares/Equity Fights AIDS. She served as Private Delegate to the UN and Commission on Women. Ms. Mahon was appointed by President Barack Obama to chair the Presidential Council on HIV/AIDS, which she led for 5 years, reporting directly to the then Secretary of Health and Human Services. Ms. Mahon also served as a member of the board of directors of TPG Pace Beneficial Finance Corp.

Ms. Mahon graduated from Yale University with a Bachelor’s degree, magna cum laude with a distinction in History, and holds a J.D. from the NYU School of Law, where she was a Root-Tilden Scholar. We believe that Ms. Mahon’s prior experience, including her ESG and sustainability related work, make her well qualified to serve as a member of our board of directors.

Kneeland Youngblood has served as a member of our board of directors since April 16, 2021. Mr. Youngblood has served as a founding partner of Pharos Capital Group, LLC since 1998, a private equity firm that focuses on providing growth and expansion capital/buyouts in the health care service sector. Mr. Youngblood is lead director of Light and Wonder (formerly Scientific Games Corporation) and a member of the President’s Advisory Board at UT Southwestern Medical Center. Previously, Mr. Youngblood served as a member of the board of directors of Pace-I from September 2015 through its business combination with Playa in March 2017. Mr. Youngblood has also served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel. Mr. Youngblood is also a former director of Burger King Corporation, Starwood Hotels and Lodging, Gap Inc., Energy Future

Holdings (formerly TXU), and Mallinckrodt Pharmaceuticals. He also serves on several private company and not-for-profit boards. Mr. Youngblood also served as a member of the board of directors of TPG Pace Beneficial Finance Corp.; as a member of the board of directors of TPG Pace Tech Opportunities Corp. from October 2020 until its business combination with Nerdy in September 2021 and as a member of the board of directors of TPG Pace Solutions Corp. from April 2021 until its business combination with Vacasa in December 2021.

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

Executive Officers

Eduardo Tamraz has been our President since November 2022 and our Secretary since March 2021. Mr. Tamraz is on the investment team for TPG Pace Group, TPG’s dedicated initiative to provide permanent capital solutions for companies. Previously, he was a Vice President of TPG Capital in Europe from 2014 to early 2017. He served as Secretary and Executive Vice President of Corporate Development for TPG Pace Beneficial Finance Corp. from July 2020 until its delisting in October 2022, as Secretary and Vice President of Corporate Development for TPG Pace Tech Opportunities Corp. from July 2020 through its business combination with Nerdy in September 2021 and as President of TPG Pace Solutions Corp. from March 2021 through its business combination with Vacasa in December 2021. Mr. Tamraz also served as Secretary and Executive Vice President of Corporate Development of Pace-II from its inception in February 2017 until its business combination with Accel in November 2019 and as Secretary and Executive Vice President of Corporate Development of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. Mr. Tamraz is responsible for leading the evaluation of opportunities for TPG Pace Group.

From 2008 until 2014, Mr. Tamraz was a senior member of the private equity team at Eton Park, a global alternative investment firm. He previously worked at BC Partners and Merrill Lynch. Mr. Tamraz received an MA in economics from the University of Cambridge. He is a Co-Chair of Lincoln Center YP Education and Co-Chair of Young Glimmerglass Opera.

Martin Davidson has been our Chief Financial Officer since March 2021. Mr. Davidson is a Partner and Chief Accounting Officer of TPG, where he has worked since January 2005 and the Chief Accounting Officer of TPG Inc. Mr. Davidson is responsible for overseeing all accounting and reporting related to TPG Inc. and subsidiaries, including its funds, management companies and other entities. Mr. Davidson has served as the Chief Financial Officer of AfterNext HealthTech Acquisition Corp. since April 2021. Previously, Mr. Davidson served as the Chief Financial Officer of TPG Pace Beneficial Finance Corp. from July 2020 until its delisting in October 2022, TPG Pace Solutions Corp. from its inception in March 2021 until its business combination with Vacasa in December 2021, TPG Pace Tech Opportunities Corp. from its inception in July 2020 until its business combination with Nerdy in September 2021 and Pace-II from its inception in February 2017 until its business combination with Accel in November 2019. Mr. Davidson also served as the Chief Financial Officer of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. In addition, he has held the position of Chief Financial Officer and Financial Operations Principal of TPG’s broker/dealers and served on the board of multiple special purpose investment vehicles of TPG’s investment funds.

Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a B.B.A. in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant and a former member of the AICPA Investment Companies Expert Panel. We believe that Mr. Davidson’s longstanding experience with financial operations and accounting makes him well qualified to serve as our Chief Financial Officer.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our Business Combination and holders of our Public Shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Karl Peterson, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mark Fields and Maryanne Hancock, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Chad Leat, Nancy Mahon and Kneeland Youngblood, will expire at our third annual general meeting. We may not hold an annual general meeting until after we complete our Business

Combination. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

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

•
audits of our financial statements;
•
the integrity of our financial statements;
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Karl Peterson	Accel Entertainment, Inc.	Gaming	Director
	Playa Hotels and Resorts, N.V	Resorts	Chairman and Director
	Vacasa, Inc.	Vacation Rental Management	Director
	Sabre Corporation and related entities	Technology	Director

Mark Fields	Qualcomm	Technology	Director
	Tanium	Technology	Lead Director
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Senior Advisor

Maryanne Hancock	Y Analytics	Consulting	Chief Executive Officer

Chad Leat	J. Crew Group Inc.	Retail	Director
	Midcap Financial	Commercial Lending	Director
	Bridge Investment Group Holdings Inc.	Real Estate Investment	Director

Nancy Mahon	Estée Lauder Companies	Cosmetics	Senior Vice President for Global Corporate Citizenship and Sustainability

Kneeland Youngblood	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	Light and Wonder	Computer	Director

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer
	TPG Inc.	Alternative Investment Manager	Chief Accounting Officer
	AfterNext HealthTech Acquisition Corp.	Investment	Chief Financial Officer

Eduardo Tamraz	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Principal

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..

The following table sets forth information available to us at February 1, 2023 with respect to our ordinary shares held by:

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

	Number of Shares	Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Ordinary Shares
TPG Pace Beneficial II Sponsor, Series LLC(4)	5,284,444	11.6%
Karl Peterson(4)	5,284,444	11.6%
Mark Fields	40,000	*
Maryanne Hancock	—	*
Chad Leat	40,000	*
Nancy Mahon	40,000	*
Kneeland Youngblood	40,000	*
Martin Davidson	—	*
Eduardo Tamraz	—	*
All directors and executive officers as a group (10 individuals)(3)	5,444,444	11.2%

* Less than 1%.

(1)
This table is based on 45,444,444 ordinary shares outstanding at February 1, 2023, of which 41,000,000 were Class A ordinary shares and 4,444,444 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the following entities or individuals is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
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

On January 8, 2021, the Sponsor purchased 20,000,000 of our Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 16,111,111 Class F ordinary shares for no consideration and received 7,777,778 Class G ordinary shares at par value $0.0001 per share. On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares (as defined below) and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 555,555 Class F ordinary shares and 1,111,111 Class G ordinary shares. At December 31, 2022, our Sponsor and our four external directors held, collectively, 13,333,333 Founder Shares.

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

At December 31, 2022, our Sponsor held a total of 13,333,333 Class F ordinary shares and Class G ordinary shares.

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

Related Party Notes

Between Inception and the Close Date, our Sponsor loaned us $750,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with our Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date. On December 8, 2021, our Sponsor loaned us $2,000,000 under an unsecured non-interest-bearing promissory note. The funds were used to pay expenses associated with our examination of potential Business Combinations. These notes are non-interest bearing and were outstanding as of December 31, 2022.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from January 4, 2021
	Ended	(Inception) to
	December 31, 2022	December 31, 2021
Audit Fees (1)	$160,000	$130,000
Audit-Related Fees (2)	—	190,000
Tax Fees (3)	6,850	—
All Other Fees (4)	—	—
Total	$166,850	$320,000

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
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

TPG PACE BENEFICIAL II CORP.

Date: February 9, 2023	By:	/s/ Karl Peterson
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

Name	Title	Date

/s/ Karl Peterson	Non-Executive Chairman and Director	February 9, 2023
Karl Peterson

/s/ Eduardo Tamraz	President and Secretary	February 9, 2023
Eduardo Tamraz	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	February 9, 2023
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ Mark Fields	Director	February 9, 2023
Mark Fields

/s/ Maryanne Hancock	Director	February 9, 2023
Maryanne Hancock

/s/ Chad Leat	Director	February 9, 2023
Chad Leat

/s/ Nancy Mahon	Director	February 9, 2023
Nancy Mahon

/s/ Kneeland Youngblood	Director	February 9, 2023
Kneeland Youngblood